Form 10-K
ADVANTA MORTGAGE LOAN TRUST 1999-3
filed 2000-03-31
CIK 1093341

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
         THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1999

                                     OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from________________to_______________.
Commission file number '333-75295-01

ADVANTA Mortgage Loan Trust 1999-3

New York                      88-0360305
   (State of other jurisdictio        (IRS Employer
    incorporation or organizat           Identification No.)

c/o Bankers Trust Company
4 Albany Street
New York, NY   10015

Registrant's telephone number, including area code:  (212) 250-2500

Securities registered pursuant to Section 12(b) of the Act.

Title of each class                           Name of each exchange on
                                                        which registered:
     None                                           None

Securities registered pursuant to Section 12(g) of the Act:
     None
                              (Title of class)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes             X               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ($ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

$495,293,189.25

Documents Incorporated by Reference:  Not Applicable


PART 1

ITEM 1 - BUSINESS

The ADVANTA Mortgage Loan Trust 1999-3 (the "Trust" or "Issuer") is
a New York common law trust established as of  August 1, 1999 pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") between ADVANTA Mortgage Conduit Services, Inc. as sponsors
(the "Sponsor") and ADVANTA Mortgage Corp. USA as Master Servicer
(the "Master Servicer") (together, the "Companies") and Bankers Trust
Company, acting thereunder not in its individual capacity but solely as trustee (the "Trustee"). The Issuer's only purpose is the issuance of $525,000,000.00 principal amount of ADVANTA Mortgage Loan Asset-Backed Certificates, Series 1999-3, Class A-1, Class A-2, Class A-3, Class A-4,
Class A-5, Class A-6, Class A-7, (the "Certificates")
and the subordinated residual certificates pursuant to the Pooling and Servicing Agreement.  On August 1, 1999 the Sponsor sold
$525,000,000.00 aggregate principal amount of mortgage loans (the "Mort-
gage Loans"), to the Issuer in exchange for the Certificates, and sold the Certificates pursuant to a public offering, the underwriting of Class A-1, A-2, A-3, A-4, A-5 and A-6 certificates of which was co-managed by
Bear, Stearns & Co. Inc. and Salomon Smith Barney the underwriting for
Class A-7 certificates was co-managed by Bear, Stearns & Co. Inc, Prudential Securities and Salomon Smith Barney. The Mortgage Loans and the
distributions thereon, along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon, are the only significant assets of the Issuer. The Certificates represent obligations solely of the Issuer. The Certificates were registered under a Registration Statement (file no. 333-75295) on Form S-3 declared effective on September 1, 1998

ITEM 2 - PROPERTIES

The Issuer neither owns nor leases any physical properties.

ITEM 3 - LEGAL PROCEEDINGS

The Master Servicer is not aware of any material pending legal proceedings involving either the Issuer, the Trustee, the Sponsor or the Master Servicer with respect to the Certificates or the Issuer's property.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of the holders of beneficial interests in the Issuer through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCK-
HOLDER MATTERS

The Trust is not an issuer of common stock in a corporation, although the Certificates represent equity interest that has voting rights. The equity of the Trust consists of the beneficial or ownership interest therein for which, to the best knowledge of the Master Servicer, there is no established public trading market.

As of March 4, 2000, there were approximately 7 holders of the Class A-1 Certificates, 1 holder of the Class A-2 Certificates, 16 holders of the Class A-3 Certificates,17 holders of the Class A-4 Certificates, 3 holders of the Class A-5 Certificates, 3 holders of the Class A-6 Certificates, 9 holders of the Class A-7 Certificates. The number of holders includes individual parrticipants in security position listings. As of December 24, 1999
4 monthly distributions had been made to the holders of the Certificates


ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

On August 1, 1999, the Issuer issued $117,581,000 aggregate principal amount of Class A-1 Certificates having a pass-thru rate of 6.81%, $69,182,000 aggregate principal amount of Class A-2 Certificates having a pass-thru rate of 7.23% per annum, $46,259,000 aggregate principal amount of Class A-3 Certificates having a pass-thu rate of 7.38% per annum, $74,498,000 aggregate principal amount of Class A-4 Certificates having a pass-thru rate of 7.75% per annum, $29,980,000 aggregate principal amount of Class A-5 Certificates having a pass-thru rate of 8.04% per annum, $37,500,000 aggregate principal amount of Class A-6 Certificates having a pass-thru rate of 7.59% per annum, $150,000,000 aggregate principal amount of Class A-7 Certificates having a pass-thru rate of Libor + 0.40% per annum which are collateralized by Mortgage Loans.
The sale of the Mortgage Loans to the Issuer, the issuance of the Certificates and the simultaneous delivery of the Certificates to the Companies for sale pursuant to a public offering, the underwriting for Class A-1, A-2, A-3, A-4, A-5 and A-6 was co-managed by Bear, Stearns & Co. Inc., Salomon Smith Barney and the underwriting for Class A-7 was co-managed by Bear, Stearns & Co., Inc., Prudential Securities and Salomon Smith Barney for as a sale of the Certificates.
The value of the Certificates issued by the Issuer equaled the value of the Mortgage Loans conveyed to the Issuer by the Companies, plus funds held in the Prefunding Account (if any) and subsequently used to acquire additional mortgage loans. Accordingly, there was no income, expense, gain or loss resulting from the aforementioned transaction.

CAPITAL RESOURCES AND LIQUIDITY

The Issuer's primary sources of funds with respect to the Certificates will be receipts of interest on and principal of the Mortgage Loans, along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon. The respective management's of the Companies believe that the Issuer will have sufficient liquidity and capital resources to pay all amounts on the Certificates as they become due and all other anticipated expenses of the Issuer. The Issuer does not have, nor will it have in the future, any significant source of capital for payment of the Certificates and its operating expenses other than the receipt of interest on and principal of the mortgage loans, certain insurance proceeds and certain proceeds obtained on foreclosure and any payments made by the Certificate Insurer. The Issuer is a limited purpose trust. The Certificates represent obligations solely of the Issuer.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Issuer does not have any directors or officers.

ITEM 11 - EXECUTIVE COMPENSATION

Not applicable.See "Item 10-Directors and Executive Officers of the Registrant".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the ADVANTA
Mortgage Loan Certificates, Series 1999-3, Class A-1 ("Class A-1 Certificates"), Class A-2 ("Class A-2 Certificates"), Class A-3 ("Class A-3 Certificates"), Class A-4 ("Class A-4 Certificates"), Class A-5 ("Class A-5 Certificates"), Class A-6 ("Class A-6 Certificates"), Class A-7 ("Class A-7 Certificates"),
(ii) the principal amount of the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates, Class A-5 Certificates, Class A-6 Certificates, Class A-7 Certificates, and (iii) the percent that the principal amount of Class A-1, Class A-2, Class A-3, Class A-4,
Class A-5, Class A-6, Class A-7 Certificates owned represents of the outstanding principal amount of the Class A-1, Class A-2, Class A-3
Class A-4, Class A-5, Class A-6, Class A-7 respectively.
The information set forth in the table is based upon information obtained by the Issuer from Depository Trust Company. The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                Amount Owned
                              (All Dollar Amounts are in Thousands)
Name and Address                 Principal        Percent

Class A-1 Certificates
Boston Safe Deposit and Trust Company
Constance Holloway
c/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259                                     5.19%

Chase Manhattan Bank
Orma Trim, Supervisor
4 New York Plaza, 13th Floor
New York, NY 10004                                      60.38%

The Northern Trust Company
Jarvise A. McKee
801 S. Canal C-IN
Chicago, IL 60607                                        5.95%

State Street Bank and Trust Company
Joseph J. Callahan
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA  02171                                   23.37%


Class A-2 Certificates
Chase Manhattan Bank
Orma Trim, Supervisor
4 New York Plaza, 13th Floor
New York, NY 10004                                     100.00%

Class A-3 Certificates
Boston Safe Deposit and Trust Company
Constance Holloway
c/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259                     3,500           7.57%

Chase Manhattan Bank
Orma Trim, Supervisor
4 New York Plaza, 13th Floor
New York, NY 10004                                      65.41%

The Northern Trust Company
Jarvise A. McKee
801 S. Canal C-IN
Chicago, IL 60607                                        5.03%

Prudential Securities Incorporated
Issuer Services
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717                                      10.81%


Class A-4 Certificates
The Bank of New York
Cecile Lamarco
925 Patterson Plank Rd
Secaucus, NJ 07094                                      25.17%

Bankers Trust Company
J. Lasher c/o BT Services, Tennessee
648 Grassmere Park Drive
Nashville, TN 37211                                      6.04%

Bank One Trust Compnay, N.A. - State
Susan G. Haley Proxy Specialist
1900 Polaris Parkway, 4th Floor
Columbus, OH 43240                                       6.38%

Chase Manhattan Bank
Orma Trim, Supervisor
4 New York Plaza, 13th Floor
New York, NY 10004                                      20.27%

Citibank, N.A.
Marta Hoosain
P O Box 30576
Tampa, FL 33630-3576                                    15.30%

PWI CMO Account
Jonathan Banks
1000 Harbor Blvd, 8th Floor
Weehawken, NJ 07087                                     12.20%

State Street Bank and Trust Company
Joseph J. Callahan
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA  02171                                    8.99%


Class A-5 Certificates
Chase Manhattan Bank
Orma Trim, Supervisor
4 New York Plaza, 13th Floor
New York, NY 10004                                      56.70%

Citibank, N.A.
Marta Hoosain
P O Box 30576
Tampa, FL 33630-3576                                    25.02%

U.S. Bank National Association
Ron Williams
MPFP 1603 Proxy Unit
601 Second Avenue South
Minneapolis, MN 55402                                   18.28%

Class A-6 Certificates
The Bank of New York
Cecile Lamarco
925 Patterson Plank Rd
Secaucus, NJ 07094                                      38.67%

Boston Safe Deposit and Trust Company
Constance Holloway
c/o Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015                 31.73%
Pittsburgh, PA 15259                           11,900

State Street Bank and Trust Company
Joseph J. Callahan
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA  02171                                   29.60%


Class A-7 Certificates
Bankers Trust Company
J. Lasher c/o BT Services, Tennessee
648 Grassmere Park Drive
Nashville, TN 37211                                     47.47%

Chase Manhattan Bank
Orma Trim, Supervisor
4 New York Plaza, 13th Floor
New York, NY 10004                                      17.27%

Investors Fiduciary Trust Company/SSB
Joseph J. Callahan
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA  02171                                   13.93%

The Northern Trust Company
Jarvis A. McKee
801 S. Canal C-IN
Chicago, IL 60607                                        7.13%

State Street Bank and Trust Company
Joseph J. Callahan
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA  02171                                    5.60%


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a)     The following documents are filed as part of this report:
              1.   Financial Statements:    Not applicable.
              2.   Financial Statement Schedules:    Not applicable.
              3. Exhibits: As the Issuer was established as of August 1, 1999, the Master Servicer was obligated to prepare an Annual Statement to Certificateholders as to Compliance for the year ended December 31, 1999, and mail such statement to the Certificateholders on or before the last day of March, 2000 and Independent Certified Public Accountants were required to prepare an annual report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Pooling and Servicing Agreement on or before the last day of March, 2000. The Annual Statement to Certificate-holders as to Compliance is included herewith as Exhibit 28.1 and the Annual Independent Certified Public Accountants' Report is included herewith as
Exhibit 28.2. The Statement to Certificateholders on December 24, 1999, is included herewith as Exhibit 28.3.

 Exhibit No.                  Description

              *3.1            Certificates of Incorporation of the
                              Companies

              *3.2            By-laws of the Companies

              *4              Pooling and Servicing Agreement

              28.1 Annual Statement to Certificateholders as to Compliance for the year ended
                              December 31, 1999.

              28.2            Annual Independent Certified Public
                              Accountants' Report.

              28.3            Report of Management on Compliance
                              with Minimum Servicing Standards.

              28.4            Statement to Certificateholders on
                              December 24, 1999.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective September
1, 1998.

(b)    Reports on Form 8-K.
              Four reports on Form 8-K have been filed by the Issuer during the period covered by this report.

                                          Items Reported/Financial
Date of Reports on Form 8-K                               Statements Filed



              September 27, 19Monthly Report for the August 1999 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1999-3, Class A-1
                              Class A-2, Class A-3, Class A-4, Class A-5,
                              Class A-6, Class A-7, issued by the ADVANTA
                              Mortgage Loan Trust 1999-3.

              October 25, 1999Monthly Report for the September 1999 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1999-3, Class A-1
                              Class A-2, Class A-3, Class A-4, Class A-5,
                              Class A-6, Class A-7, issued by the ADVANTA
                              Mortgage Loan Trust 1999-3.

              November 26, 199Monthly Report for the October 1999 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1999-3, Class A-1
                              Class A-2, Class A-3, Class A-4, Class A-5,
                              Class A-6, Class A-7, issued by the ADVANTA
                              Mortgage Loan Trust 1999-3.

              December 27, 199Monthly Report for the November 1999 Monthly
                              Period relating to the ADVANTA Mortgage Loan
                              Asset- Backed Certificates 1999-3, Class A-1
                              Class A-2, Class A-3, Class A-4, Class A-5,
                              Class A-6, Class A-7, issued by the ADVANTA
                              Mortgage Loan Trust 1999-3.


(c)    See "Item 14(a) (3)-Exhibits".
(d)    Not applicable.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTA Mortgage Corp., USA,
as Master Servicer and on behalf of

ADVANTA Mortgage Loan Trust 1999-3
                 Registrant


BY;      /s/ H. John Berens
              H. John Berens
              Senior Vice President
              Advanta Mortgage



March 31, 2000


INDEX TO EXHIBITS (Item 14(c))

  Exhibit #                     Description

*3.1                          Certificates of Incorporation of the Companies

*3.2                          By-laws of the Companies.

*4                            Pooling and Servicing Agreement

28.1 Annual Statement to Certificateholders as to Compliance for the year ended December 31, 1999.

28.2 Annual Independent Certified Public Account-ants' Report.

28.3                          Report of Management on Compliance with
                              Minimum Servicing Standards.

28.4                          Statement to Certificateholders on December 28,
                              1999.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective September 1, 1998.

                                              EXHIBIT 28.1
March 24, 1999

Bankers Trust Company
Attention:  Mark McNeill
1761 East St. Andrew Place
Santa Ana, CA 92705-4934


RE:  Annual Statement as to Compliance

Pursuant to that certain Loan Servicing Agreement ("Agreement") dated as of
August 1, 1999, relating to ADVANTA Mortgage Loan Trust 1999-3, I,
H. John Berens, hereby certify that (I) a review of the activities of the Servicer during the preceding year and the performance under this Agreement has been made under my supervision, and (II) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for such year.

Sincerely,



BY;      /s/ H. John Berens
              H. John Berens
              Senior Vice President
              Advanta Mortgage

HJB/lp

cc:     Mr. James L. Shreero
         Mary T. Woehr, Esq.

                                              EXHIBIT 28.2
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To ADVANTA Mortgage Corp. USA:

We have examined management's assertion included in the accompanying Report of Management on Compliance with Minimum Servicing Standards, that Advanta
Mortgage Corp. USA, an indirect wholly-owned subsidiary of Advanta Corp., complied with the minimum servicing standards identified in the Mortgage Bankers Association of
America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that
Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and errors and omissions coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 1999.  Management is responsible for Advanta
Mortgage Corp. USA's compliance with minimum servicing standards and for maintaining a fidelity bond and errors and omission policy. Our responsibility is to express an opinion on management's assertion about Advanta Mortgage Corp. USA's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Advanta Mortgage Corp. USA's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances.  We believe that our examination provides provides a reasonable basis for our opinion.  Our examination does not provide a legal determination on Advanta Mortgage Corp. USA's compliance with the minimum servicing standards.

In our opinion, management's assertion that Advanta Mortgage Corp. USA complied with the aforementioned minimum servicing standards and that Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and errors and omissions coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 1999 is fairly stated, in all material respects.

BY;      /s/ Arthur Andersen LLP

Philadelphia, PA
January 21, 2000

                                              EXHIBIT 28.3
REPORT OF MANAGEMENT ON COMPLIANCE WITH
MINIMUM SERVICING STANDARDS


As of and during the year ended December 31, 1999, Advanta Mortgage Corp. USA has complied in all material respects with the minimum servicing standards as set forth in the
Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage
Bankers.  As of and during the same period, Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and errors and omissions coverage in the amount of $5 million per occurrence.


BY;      /s/ H. John Berens                   BY;      /s/ James L. Shreero
              H. John Berens                                  James L. Shreero
              Senior Vice President                           Senior Vice President
              Loan Servicing Officer                          and Chief Financial
                                                              Officer

                                              EXHIBIT 28.4

              ADVANTA Mortgage Loan Trust 1999-3

                         Statement to Certificateholders

Distribution in Dollars - Current Period
                                   Prior
                 Original        Principal                                        Total         Realized
    Class        Face Value       Balance         Interest       Principal     Distribution      Losses
A-1               117,581,000.    108,179,123.           613,9      3,408,605        4,022,52
A-2                 69,182,000      69,182,000           416,8                          416,8
A-3                 46,259,000      46,259,000           284,4                          284,4
A-4                 74,498,000      74,498,000           481,1                          481,1
A-5                 29,980,000      29,980,000           200,8                          200,8
A-6                 37,500,000      37,500,000           237,1                          237,1
A-7               150,000,000.    145,475,122.           750,3      2,560,374        3,310,74
B
BS
R-II

Totals            525,000,000.    511,073,245.        2,984,78      5,968,979        8,953,76

                                  Current
                  Deferred       Principal
    Class         Interest        Balance
A-1                               104,770,518.45
A-2                                 69,182,000.00
A-3                                 46,259,000.00
A-4                                 74,498,000.00
A-5                                 29,980,000.00
A-6                                 37,500,000.00
A-7                               142,914,747.93
B                                                     -
BS                                                    -
R-II                                                  -

Totals                            505,104,266.38

Interest Accrual Detail       Current Period Factor Information per $1,000 of Original Face
                                                                             Orig. Principal      Prior
                   Period         Period                                     (with Notional)    Principal
    Class         Starting         Ending          Method          Cusip         Balance         Balance
A-1                   11/26/99        12/26/99      F-30/360      00755WGV2      117,581,000.        920.039
A-2                                                 F-30/360      00755WGW0        69,182,000     1,000.0000
A-3                                                 F-30/360      00755WGX8        46,259,000     1,000.0000
A-4                                                 F-30/360      00755WGY6        74,498,000     1,000.0000
A-5                                                 A-30/360      00755WGZ3        29,980,000     1,000.0000
A-6                                                 A-30/360      00755WHA7        37,500,000     1,000.0000
A-7                   11/26/99        12/26/99     A-Act/360      00755WHB5      150,000,000.        969.834
B
BS
R-II

                                                                  Current
                                                   Total         Principal
    Class         Interest       Principal      Distribution      Balance
A-1                        5.2            28.9            34.2        891.049731
A-2                        6.0                             6.0     1,000.000000
A-3                        6.1                             6.1     1,000.000000
A-4                        6.4                             6.4     1,000.000000
A-5                        6.7                             6.7     1,000.000000
A-6                        6.3                             6.3     1,000.000000
A-7                        5.0            17.0            22.0        952.764986
B                                                                                   -
BS                                                                                  -
R-II                                                                                -

Distribution in Dollars - To Date
                 Original                       Unscheduled      Scheduled        Total          Total
    Class        Face Value       Interest       Principal       Principal      Principal     Distribution
A-1               117,581,000.        2,569,66      11,104,886      1,705,594      12,810,481    15,380,147.
A-2                 69,182,000        1,667,28                                                     1,667,286
A-3                 46,259,000        1,137,97                                                     1,137,971
A-4                 74,498,000        1,924,53                                                     1,924,531
A-5                 29,980,000           803,4                                                        803,46
A-6                 37,500,000           948,7                                                        948,75
A-7               150,000,000.        2,988,42        6,467,43         617,81        7,085,25    10,073,681.
B
BS
R-II                                     693,0                                                        693,02

Totals            525,000,000.      12,733,123      17,572,322      2,323,411      19,895,733    32,628,857.

                                                  Current
                  Realized        Deferred       Principal
    Class          Losses         Interest        Balance
A-1                                               104,770,518.46
A-2                                                 69,182,000.00
A-3                                                 46,259,000.00
A-4                                                 74,498,000.00
A-5                                                 29,980,000.00
A-6                                                 37,500,000.00
A-7                                               142,914,747.93
B                                                                     -
BS                                                                    -
R                                                                     -

Totals                                            505,104,266.39

Interest Detail
                    Pass      Prior Principal                      Non-           Prior        Unscheduled
                  Through     (with Notional)     Accrued        Supported        Unpaid        Interest
    Class           Rate          Balance         Interest      Interest SF      Interest      Adjustments
A-1                   6.81000%    108,179,123.           613,9
A-2                   7.23000%      69,182,000           416,8
A-3                   7.38000%      46,259,000           284,4
A-4                   7.75000%      74,498,000           481,1
A-5                   8.04000%      29,980,000           200,8
A-6                   7.59000%      37,500,000           237,1
A-7                   5.99000%    145,475,122.           750,3
B
BS
R-II

Totals                            511,073,245.        2,984,78

                                  Paid or         Current
                  Optimal         Deferred         Unpaid
    Class         Interest        Interest        Interest
A-1                      613,9           613,9                        -
A-2                      416,8           416,8                        -
A-3                      284,4           284,4                        -
A-4                      481,1           481,1                        -
A-5                      200,8           200,8                        -
A-6                      237,1           237,1                        -
A-7                      750,3           750,3                        -
B                                                                     -
BS                                                                    -
R-II                                                                  -

Totals                2,984,78        2,984,78                        -

Collection Account Report
Summary                                                         Adjustable        Fixed           Total
Principal Collections                                               2,222,206        2,870,61      5,092,820
Principal Withdrawals
Principal Other Accounts
TOTAL PRINCIPAL                                                     2,222,206        2,870,61      5,092,820

Interest Collected                                                  1,183,650        3,006,63      4,190,285
Interest Withdrawals
Interest Other Accounts
Fees                                                                    (95,1          (234,2        (329,34
TOTAL INTEREST                                                      1,088,536        2,772,40      3,860,945

TOTAL AVAILABLE TO CERTIFICATEHOLDERS                               3,310,742        5,643,02      8,953,765

Principal - Collections                                         Adjustable        Fixed           Total
Scheduled Principal                                                    138,20           447,9         586,17
Curtailments
Prepayments in Full                                                 2,083,999        2,422,64      4,506,644
Repurchased Principal Amounts
Substitution Principal Amount
Liquidations
Insurance Principal
Other Principal
Total Realized Loss of Principal

TOTAL PRINCIPAL COLLECTED                                           2,222,206        2,870,61      5,092,820

Collection Account Report
Principal - Withdrawals                                         Adjustable        Fixed           Total

SPACE INTENTIONALLY LEFT BLANK

Principal - Other Accounts                                      Adjustable        Fixed           Total

Amounts Remaining in Pre-Funding Account

Interest - Collections                                          Adjustable        Fixed           Total
Scheduled Interest                                                  1,203,849        3,048,48      4,252,339
Repurchased Interest
Substitution Interest Amount
Liquidation Interest
Insurance Interest
Other Interest

Delinquent Interest                                                   (265,62          (587,0        (852,71
Interest Advanced                                                      245,42           545,2         790,65
Prepayment Interest Shortfalls                                              (             (2,           (2,9
Compensating Interest                                                                      2,            2,9
Civil Relief Act Shortfalls

TOTAL INTEREST  COLLECTED                                           1,183,650        3,006,63      4,190,285

Collection Account Report
Interest - Withdrawals                                          Adjustable        Fixed           Total
Current Nonrecoverable Advances

TOTAL INTEREST WITHDRAWALS

Interest - Other Accounts                                       Adjustable        Fixed           Total
Capitalized Interest Requirement
Pre-Funding Account Earnings
Capitalized Interest Account

Interest - Fees                                                 Adjustable        Fixed           Total
Current Servicing Fees                                                   74,9           189,1         264,11
Trustee Fee Amount                                                        1,1              2,            3,9
Insurance Premium Amount                                                 19,0            42,2           61,3

TOTAL FEES                                                               95,1           234,2         329,34

Credit Enhancement Report
Accounts                                                        Adjustable        Fixed           Total

 SPACE INTENTIONALLY LEFT BLANK

Insurance                                                       Adjustable        Fixed           Total
Total Insured Payments

Structural Features                                             Adjustable        Fixed           Total
Specified Overcollateralization Amount                          9,263,103.27   11,706,948.64  20,970,051.91
Current Overcollateralization Amount                            7,049,240.99    4,623,888.22  11,673,129.21
Overcollateralization Deficiency Amount                         2,552,030.27    7,621,051.94  10,173,082.21
Overcollateralization Deficit Amount
Overcollateralization Increase Amount                             338,167.99      537,991.53     876,159.52
Overcollateralization Reduction Amount

Components of Change in Overcollateralization*
Excess Interest Generated by Pool                                 338,167.99      537,991.53     876,159.52
Pre-Funding Account Interest Earnings
Additional Principal
TOTAL                                                                  338,16     537,991.53     876,159.52
*(NOTE: If at specified amount, components will not equal increase amount)

Collateral Report
Collateral                                                      Adjustable        Fixed           Total
  Loan Count:
Original
Prior
Prefunding
Scheduled Paid Offs
Full Voluntary Prepayments
Repurchases
Liquidations
Current

Principal Balance
Original                                                      142,758,206.98  331,219,376.10 473,977,583.08
Prior                                                         152,186,195.13  369,684,020.47 521,870,215.60
Prefunding
Scheduled Principal                                              (138,206.58)    (447,969.04)   (586,175.62)
Partial and Full Voluntary Prepayments                             (2,083,999       (2,422,64     (4,506,644
Repurchases
Liquidations
Current                                                          149,963,988.    366,813,406.   516,777,395.

Prefunding                                                      Adjustable        Fixed           Total
PRE-FUNDING ACCOUNT

Original Pre-Funded Amount                                        12,924,201.  46,424,128.36  59,348,329.36
Balance of Subsequent Mortgage Loans Added This Period
Pre-Funding Account Earnings
Withdrawal Account Earnings
Pre-Funding Account Ending Balance

CAPITALIZED INTEREST ACCOUNT

Original Capitalized Interest Deposit                                  117,36           575,6         693,02
Capitalized Interest Requirement
Withdrawal Remaining Amounts
Capitalized Interest Account Ending Balance

Collateral Report
Characteristics                                                 Adjustable        Fixed           Total
Weighted Average Coupon Original                                    9.495321%       9.907285%      9.783205%
Weighted Average Coupon Prior                                       9.496136%       9.903984%      9.785190%
Weighted Average Coupon Current                                     9.492450%       9.895444%      9.777924%
Weighted Average Months to Maturity Original                             348             246            277
Weighted Average Months to Maturity Prior                                345             243            273
Weighted Average Months to Maturity Current                              344             242            272
Weighted Average Remaining Amortization Term Original                    348             302            316
Weighted Average Remaining Amortization Term Prior                       346             295            310
Weighted Average Remaining Amortization Term Current                     345             294            309
Weighted Average Seasoning Original                                     3.58            3.22           3.33
Weighted Average Seasoning Prior                                        5.26            4.79           4.93
Weighted Average Seasoning Current                                      6.20            5.76           5.89
Note:  Original information refers to deal issue

Collateral Report
Arm Characteristics                                             Adjustable        Fixed           Total
Weighted Average Margin Original                                       5.302%
Weighted Average Margin Prior                                          5.236%
Weighted Average Margin Current                                        5.233%
Weighted Average Max Rate Original                                    16.388%          9.907%
Weighted Average Max Rate Prior                                       16.400%          9.904%
Weighted Average Max Rate Current                                     16.399%          9.895%
Weighted Average Min Rate Original                                     9.008%          9.157%
Weighted Average Min Rate Prior                                        8.940%          9.154%
Weighted Average Min Rate Current                                      8.934%          9.145%
Weighted Average Cap Up Original                                       1.082%
Weighted Average Cap Up Prior                                          1.075%
Weighted Average Cap Up Current                                        1.075%
Weighted Average Cap Down Original                                     1.082%
Weighted Average Cap Down Prior                                        1.075%
Weighted Average Cap Down Current                                      1.075%
Note:  Original information refers to deal issue

Servicing Fees / Advances                                       Adjustable        Fixed           Total
Current Servicing Fees                                                   74,9           189,1         264,11
Delinquent Servicing Fees                                                20,1            41,8           62,0
TOTAL SERVICING FEES                                                     95,1           231,0         326,16

Total Servicing Fees                                                     95,1           231,0         326,16
Compensating Interest                                                       (             (2,           (2,9
Delinquent Servicing Fees                                               (20,1           (41,8          (62,0
COLLECTED SERVING FEES                                                   74,1           187,0         261,17

Prepayment Interest Shortfall                                                              2,            2,9

Total Advanced Interest                                                245,42           545,2         790,65

Current Nonrecoverable Advances

Unreimbursed Delq/Servicing Advances Paid To Servicer

Additional Collateral Information                               Adjustable        Fixed           Total

Weighted Average Coupon Next                                        9.482145%       9.887612%      9.769949%

Delinquency Report - Total
                                  Current        1 Payment      2 Payments     3+ Payments        Total
DELINQUENT    Balance                                 9,983,07      2,806,554           194,7    12,984,425.
              % Balance                                  1.93%          0.54%           0.04%          2.51%
              # Loans                                     162             47               3             212
              % # Loans                                  2.30%          0.67%           0.04%          3.01%
FORECLOSURE   Balance                                     66,3         663,65        3,428,77      4,158,729
              % Balance                  0.00%           0.01%          0.13%           0.66%          0.80%
              # Loans                                                      8              50              59
              % # Loans                  0.00%           0.01%          0.11%           0.71%          0.83%
BANKRUPTCY    Balance                    420,2           500,1           69,4           248,4      1,238,300
              % Balance                  0.08%           0.10%          0.01%           0.05%          0.24%
              # Loans                        8                                             5              21
              % # Loans                  0.11%           0.09%          0.03%           0.07%          0.30%
REO           Balance
              % Balance                  0.00%           0.00%          0.00%           0.00%          0.00%
              # Loans
              % # Loans                  0.00%           0.00%          0.00%           0.00%          0.00%
TOTAL         Balance                    420,2      10,549,496      3,539,695        3,872,05    18,381,455.
              % Balance                  0.08%           2.04%          0.68%           0.75%          3.55%
              # Loans
              % # Loans                  0.11%           2.40%          0.81%           0.82%          4.14%
Note: Current=0-29 days, 1 payment=30-59 days, 2 payments=60-89 days, 3+payments=90+

Delinquency Report - Fixed Group
                                  Current        1 Payment      2 Payments     3+ Payments        Total
DELINQUENT    Balance                                 7,217,05      1,720,114            68,2      9,005,402
              % Balance                                  1.97%          0.47%           0.02%          2.46%
              # Loans
              % # Loans                                  2.27%          0.68%           0.04%          2.99%
FORECLOSURE   Balance                                                  427,93        2,212,17      2,640,117
              % Balance                  0.00%           0.00%          0.12%           0.60%          0.72%
              # Loans
              % # Loans                  0.00%           0.00%          0.09%           0.63%          0.72%
BANKRUPTCY    Balance                    115,9           226,8           69,4           184,8         597,16
              % Balance                  0.03%           0.06%          0.02%           0.05%          0.16%
              # Loans
              % # Loans                  0.06%           0.06%          0.04%           0.07%          0.23%
REO           Balance
              % Balance                  0.00%           0.00%          0.00%           0.00%          0.00%
              # Loans
              % # Loans                  0.00%           0.00%          0.00%           0.00%          0.00%
TOTAL         Balance                    115,9        7,443,94      2,217,539        2,465,20    12,242,684.
              % Balance                  0.03%           2.03%          0.61%           0.67%          3.34%
              # Loans
              % # Loans                  0.06%           2.33%          0.81%           0.74%          3.94%
Note: Current=0-29 days, 1 payment=30-59 days, 2 payments=60-89 days, 3+payments=90+

Delinquency Report - Adjustable Group
                                  Current        1 Payment      2 Payments     3+ Payments        Total
DELINQUENT    Balance                                 2,766,01      1,086,439           126,5      3,979,023
              % Balance                                  1.84%          0.72%           0.08%          2.64%
              # Loans
              % # Loans                                  2.42%          0.62%           0.06%          3.10%
FORECLOSURE   Balance                                     66,3         235,71        1,216,59      1,518,612
              % Balance                  0.00%           0.04%          0.16%           0.81%          1.01%
              # Loans
              % # Loans                  0.00%           0.06%          0.19%           0.99%          1.24%
BANKRUPTCY    Balance                    304,2           273,2                           63,6         641,13
              % Balance                  0.20%           0.18%          0.00%           0.04%          0.42%
              # Loans
              % # Loans                  0.31%           0.19%          0.00%           0.06%          0.56%
REO           Balance
              % Balance                  0.00%           0.00%          0.00%           0.00%          0.00%
              # Loans
              % # Loans                  0.00%           0.00%          0.00%           0.00%          0.00%
TOTAL         Balance                    304,2        3,105,55      1,322,155        1,406,84      6,138,771
              % Balance                  0.20%           2.06%          0.88%           0.93%          4.07%
              # Loans
              % # Loans                  0.31%           2.67%          0.81%           1.11%          4.90%
Note: Current=0-29 days, 1 payment=30-59 days, 2 payments=60-89 days, 3+payments=90+

Prepayment Report - Voluntary Prepayments
Voluntary Prepayments                                           Adjustable        Fixed           Total
Current
Number of Paid in Full Loans                                               18              46             64
Number of Repurchased Loans
Total Number of Loans Prepaid in Full                                      18              46             64

Paid in Full Balance                                                2,083,999        2,422,64      4,506,644
Repurchase Loans Balance
Curtailments Amount
Total Prepayment Amount                                             2,083,999        2,422,64      4,506,644

Cumulative
Number of Paid in Full Loans                                               50             153            203
Number of Repurchased Loans                                                                                0
Total Number of Loans Prepaid in Full                                      50             153            203

Paid in Full Balance                                                5,098,552        9,124,88    14,223,438.
Repurchase Loans Balance
Curtailments Amount                                                         (             (1,           (1,7
Total Prepayment Amount                                             5,098,126        9,123,52    14,221,651.

SPACE INTENTIONALLY LEFT BLANK

Prepayment Report - Voluntary Prepayments
Voluntary Prepayment Rates                                      Adjustable        Fixed           Total
SMM                                                                     1.37%           0.66%          0.86%
3 Months Average SMM                                                    0.96%           0.69%          0.77%
12 Months Average SMM
Average SMM Since Cut-Off                                               0.84%           0.62%          0.69%

CPR                                                                    15.26%           7.60%          9.89%
3 Months Average CPR                                                   10.97%           7.98%          8.86%
12 Months Average CPR
Average CPR Since Cut-Off                                               9.64%           7.24%          7.95%

PSA                                                                  1230.85%         659.33%        840.31%
3 Months Average PSA Approximation                                   1045.76%         833.38%        900.29%
12 Months Average PSA Approximation
Average PSA Since Cut-Off Approximation                               997.91%         823.20%        878.18%

Realized Loss Report - Collateral
Collateral Realized Losses                                      Adjustable        Fixed           Total
Current
Number of Loans Liquidated
Collateral Realized Loss / (Gain) Amount
Net Liquidation Proceeds

Cumulative
Number of Loans Liquidated
Collateral Realized Loss / (Gain) Amount
Net Liquidation Proceeds

Note: Collateral realized losses may include adjustments to loans liquidated in prior periods.

SPACE INTENTIONALLY LEFT BLANK

Realized Loss Report - Collateral
Default Speeds                                                  Adjustable        Fixed           Total
MDR                                                                     0.00%           0.00%          0.00%
3 Months Average MDR
12 Months Average MDR
Average MDR Since Cut-Off                                               0.00%           0.00%          0.00%

CDR                                                                     0.00%           0.00%          0.00%
3 Months Average CDR
12 Months Average CDR
Average CDR Since Cut-Off                                               0.00%           0.00%          0.00%

SDA                                                                     0.00%           0.00%          0.00%
3 Months Average SDA Approximation
12 Months Average SDA Approximation
Average SDA Since Cut-Off Approximation                                 0.00%           0.00%          0.00%

Loss Severity Approximation for Current Period
3 Months Average Loss Severity Approximation
12 Months Average Loss Severity Approximation
Average Loss Severity Approximation Since Cut-Off

Triggers, Adj. Rate Cert. And Miscellaneous Report
Trigger Events                                                  Adjustable        Fixed           Total
Has Servicer Termination Loss Trigger Occurred?                                                          No

Adjustable Rate Certificate Information                         Adjustable        Fixed           Total
Next Pass-Through Rates for Adjustable Rate Certificates
Class A-5                                                                                          8.040000%
Class A-6                                                                                          7.590000%
Class A-7                                                                                          6.881250%

Additional Information                                          Adjustable        Fixed           Total
SUPPLEMENTAL INTEREST ACCOUNT

Supplemental Interest Amount
Supplemental Interest Shortfall Carry-Forward Amount
Supplemental Interest Shortfall Amount
Deposit to Supp Int Acct (Class B Distribution)
Payment to Supplemental interest Right
Supplemental Interest Account Ending Balance